Form 10-K/A
period 1998-12-31
COUNTRYWIDE HOME EQUITY LOAN TRUST 1998-C
filed 1999-05-07
CIK 1070370

SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549


                                  -----------

                                  FORM 10-K/A

                                Amendment No. 1

(Mark One)

     [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the fiscal year ended: December 31, 1998
                                -----------------

                                      OR

     [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the transition period from ______ to ______

                     Commission file number: 333-11095-12
                                             ------------


                                  CWABS, Inc.
      Revolving Home Equity Loan Asset Backed Certificates, Series 1998-C
      -------------------------------------------------------------------
            (Exact name of Registrant as specified in its charter)


          Delaware                                     95-4596514
-------------------------------            ------------------------------------
(State or other jurisdiction of            (IRS Employer Identification Number)
incorporation or organization)

c/o  The First National Bank of Chicago
     Corporate Trust Services Division
     One North State Street, 9th Floor
     Chicago, Illinois                                   60670
---------------------------------------     ----------------------------------
(Address of principal executive offices)               (Zip Code)




Registrant's telephone number, including area code:  (312) 407-1902
                                                     --------------

Securities registered pursuant to Section 12(b) of the Act:  None
                                                             ----

Securities registered pursuant to Section 12(g) of the Act:  None
                                                             ----

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to
such filing requirements for the past 90 days. Yes / X /   No  / /

Indicate by check mark if disclosure of delinquent filers pursuant to item 405 of Regulation S-K is not contained herein, and will be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

State the aggregate market value of the voting and non-voting common equity held by non-affiliates of the Registrant: Not applicable
                                          --------------

State the number of shares of common stock of the Registrant outstanding as of December 31, 1998: Not applicable
                   --------------

DOCUMENTS INCORPORATED BY REFERENCE

                                     None.

                                 *     *     *


     This Annual Report on Form 10-K (the "Report") is filed with respect to the trust fund which issued the CWABS, Inc., Revolving Home Equity Loan Asset Backed Certificates, Series 1998-C (the "Trust Fund") formed pursuant to the pooling and servicing agreement dated as of August 21, 1998 (the "Pooling and Servicing Agreement") among CWABS, Inc., as depositor (the "Company"), Countrywide Home Loans, Inc., as seller and master servicer (the "Master Servicer"), and The First National Bank of Chicago, as trustee (the "Trustee"), for the issuance of the CWABS, Inc., Revolving Home Equity Loan Asset Backed Certificates, Series 1998-C (the "Certificates"). Certain information otherwise required to be included in this Report by the Instructions to Form 10-K has been omitted in reliance on the relief granted by the Commission to other companies in similar circumstances, including, but not limited to, the relief granted to CWMBS, Inc. (February 3, 1994) (collectively, the "Relief Letters").

PART I


ITEM 1.   BUSINESS

          Not applicable in reliance on the Relief Letters.

ITEM 2.   PROPERTIES

          Not applicable in reliance on the Relief Letters.

ITEM 3.   LEGAL PROCEEDINGS

          There were no material pending legal proceedings relating to the Trust Fund to which any of the Trust Fund, the Trustee, the Master Servicer or the Company was a party or of which any of their respective properties was the subject during the fiscal year covered by this Report, nor is the Company aware of any such proceedings contemplated by governmental authorities.

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

          No matter was submitted to a vote of Certificateholders, and no Certificateholder consent was solicited during the fiscal year covered by this Report.

PART II


ITEM 5.   MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
          MATTERS

          (a) There is no established public trading market for the Certificates.

          (b) At December 31, 1998, there were less than 300 holders of record of the Certificates.

          (c) Not applicable. (Information as to distributions to Certificateholders is provided in the Registrant's monthly filings on Form 8-K.)

ITEM 6.   SELECTED FINANCIAL DATA

          Not applicable in reliance on the Relief Letters.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

          Not applicable in reliance on the Relief Letters.

ITEM 8.   FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

          Not applicable in reliance on the Relief Letters.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

          None.

PART III


ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

          Not applicable in reliance on the Relief Letters.

ITEM 11.  EXECUTIVE COMPENSATION

          Not applicable.  See the Relief Letters.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

          (a) Not applicable in reliance on the Relief Letters.

          (b) Not applicable in reliance on the Relief Letters.

          (c) Not applicable in reliance on the Relief Letters.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

          (a) Not applicable in reliance on the Relief Letters.

PART IV


ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

                         (a) (1) Pursuant to the Pooling and Servicing
                    Agreement, the Master Servicer is required to deliver an annual statement as to compliance with the provisions of the Pooling and Servicing Agreement and certain other matters (the "Annual Statement of the Master Servicer"). The Master Servicer is also required to cause a firm of independent public accountants to deliver an annual report as to compliance with the servicing provisions of the Pooling and Servicing Agreement (the "Annual Report of the Firm of Accountants"). The Annual Statement of the Master Servicer is included as Exhibit 99.1 to this Report. The Annual Report of the Firm of Accountants is required to be delivered not later than 120 days after the end of the Master Servicer's fiscal year. The Annual Report of the Firm of Accountants is included as Exhibit 99.2.

               (2)  Not applicable.

               (3)  The required exhibits are as follows:

                                   Exhibit 3(i): Copy of Company's Certificate
                    of Incorporation (Filed as an Exhibit to Registration Statement on Form S-3 (File No. 33-11095)).

                                   Exhibit 3(ii): Copy of Company's By-laws
                    (Filed as an Exhibit to Registration Statement on Form S-3 (File No. 33-11095)).

                                   Exhibit 4: Pooling and Servicing Agreement
                    (Filed as part of the Registrant's Current Report on Form 8-K dated September 10, 1998).

                                   Exhibit 99.1: Annual Statement of the
                    Master Servicer.

                                   Exhibit 99.2:. Annual Report of the Firm of
                    Accountants

          (b) Current Reports on Form 8-K filed during the quarter ending December 31, 1998:

                Date            Items Reported
                ----            --------------

          October 26, 1998      Monthly Report sent to certificateholders with
                                the October 1998 distribution

          November 25, 1998     Monthly Report sent to certificateholders with
                                the November 1998 distribution

          December 28, 1998     Monthly Report sent to certificateholders with
                                the December 1998 distribution



          (c) See subparagraph (a)(3) above.

          (d) Not applicable. See the Relief Letters.

     SUPPLEMENTAL INFORMATION TO BE FURNISHED WITH REPORTS FILED PURSUANT TO
SECTION 15(d) OF THE ACT BY REGISTRANTS WHICH HAVE NOT REGISTERED SECURITIES PURSUANT TO SECTION 12 OF THE ACT.

     No such annual report, proxy statement, form of proxy or other soliciting material has been sent to Certificateholders. See the Relief Letters.

SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this Amendment No. 1 to the Annual Report on Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized.

                        CWABS, INC.,
                        REVOLVING HOME EQUITY LOAN ASSET BACKED CERTIFICATES, SERIES 1998-C

                        By:   The First National Bank of Chicago,
                              as Trustee*


                        By:   /s/ Barbara G. Grosse
                              -----------------------------------------------
                              Name:  Barbara G. Grosse
                              Title: Vice President and Assistant Secretary

Date:  May 7, 1999








----------

* This Report is being filed by the Trustee on behalf of the Trust Fund. The Trust Fund does not have any officers or directors.

EXHIBIT INDEX

                                                                   Sequential
Exhibit Document                                                  Page Number
----------------                                                  -----------

3(i)           Company's Certificate of Incorporation (Filed as
          an Exhibit to Registration Statement on Form S-3
          (File No. 33-11095))*

3(ii)          Company's By-laws (Filed as an Exhibit to
          Registration Statement on Form S-3 (File No.
          33-11095))*

4              Pooling and Servicing Agreement (Filed as part
          of the Company's Current Report on Form 8-K dated
          September 10, 1998)*

99.1      Annual Statement of the Master Servicer...........................11

99.2      Annual Report of the Firm of Accountants..........................13








---------
*    Incorporated herein by reference.

                                 EXHIBIT 99.1

                         COUNTRYWIDE HOME LOANS, INC.


                             OFFICERS' CERTIFICATE
                    ANNUAL STATEMENT OF THE MASTER SERVICER


                                  CWABS, INC.
                          REVOLVING HOME EQUITY LOAN
                   ASSET BACKED CERTIFICATES, SERIES 1998-C


     The undersigned do hereby certify that they are each an officer of Countrywide Home Loans, Inc. (the "Master Servicer") and do hereby further certify pursuant to Section 3.09 of the Pooling and Servicing Agreement for the above-captioned Series (the "Agreement") that:

     (i) A review of the activities of the Master Servicer during the preceding fiscal year and of the performance of the Master Servicer under the Agreement has been made under our supervision; and

     (ii) To the best of our knowledge, based on such review, the Master Servicer has fulfilled all its obligations under the Agreement throughout such year.




/s/ Thomas H. Boone                           Dated:  March 29, 1999
---------------------------
Name:  Thomas H. Boone
Title: Managing Director,
         Portfolio Management




/s/ David M. Walker                           Dated:  March 29, 1999
---------------------------
Name:  David M. Walker
Title: Executive Vice President

                                 EXHIBIT 99.2

                                                            [Logo]
                                                            GRANT THORNTON LLP

ACCOUNTANT AND
MANAGEMENT CONSULTANTS

The US Member Firm of
Grant Thornton International

               REPORT OF INDEPENDENT ACCOUNTANTS ON MANAGEMENT'S
           ASSERTION ON COMPLIANCE WITH MINIMUM SERVICING STANDARDS
            SET FORTH IN THE UNIFORM SINGLE ATTESTATION PROGRAM FOR
                               MORTGAGE BANKERS


Board of Directors
Countrywide Credit Industries, Inc.

We have examined management's assertion about Countrywide Credit Industries, Inc. and Subsidiaries (which includes its wholly-owned subsidiary, Countrywide Home Loans, Inc.) ("the Company") compliance with the minimum servicing standards identified in the Mortgage Bankers Association of America's Uniform Single Attestation Program for Mortgage Bankers (USAP) as of and for the year ended February 28, 1999 included in the accompanying management assertion. Management is responsible for the Company's compliance with those minimum servicing standards. Our responsibility is to express an opinion on management's assertion about the entity's compliance based on our examination.

Our examination was made in accordance with standards established by the American Institute of Certified Public Accountants and, accordingly, included examining, on a test basis, evidence about the Company's compliance with the minimum servicing standards and performing such other procedures as we considered necessary in the circumstances. We believe that our examination provides a reasonable basis for our opinion. Our examination does not provide a legal determination on the Company's compliance with the minimum servicing standards.

In our opinion, management's assertion that Countrywide Credit Industries, Inc. and Subsidiaries (which includes wholly-owned subsidiary, Countrywide Home Loans, Inc.) complied with the aforementioned minimum servicing standards as of and for the year ended February 28, 1999 is fairly stated, in all material respects.


/s/ Grant Thornton LLP


Los Angeles, California
March 23, 1999

Suite 700
1000 Wilshire Blvd.
Los Angeles, CA  90017-2464
Tel: 213 627-1717
Fax: 213 624-6793

                                                  [LOGO]

                                                  4500 Park Granada
                                                  Calabasas, California 91302
                                                  (818) 225-3000



March 23, 1999


Grant Thornton LLP
1000 Wilshire Boulevard, Suite 700
Los Angeles, CA 90017

Gentlemen:

As of and for the year ended February 28, 1999, Countrywide Credit Industries, Inc. and Subsidiaries (which includes its wholly-owned subsidiary, Countrywide Home Loans, Inc.) ("the Company") has complied in all material respects with the minimum servicing standards set forth in the Mortgage Bankers Association of America's Uniform Single Attestation for Mortgage Bankers. As of and for this same period, the Company had in effect a fidelity bond and errors and omissions policy in the amount of $30,000,000.



/s/ Carlos M. Garcia
-----------------------------
Carlos M. Garcia
Managing Director-Finance
Chief Financial Officer and
Chief Accounting Officer